Form 10KSB/A
period 1999-12-31
REGAL ACQUISITIONS INC/NY
filed 2000-09-28
CIK 1077270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-26643

                            Regal Acquisitions, Inc.
                            ------------------------
                (Name of registrant as specified in its charter)

         Delaware                                      13-4031421
         --------                                      ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

317 Madison Avenue, Suite 2310, New York, New York        10017
--------------------------------------------------        -----
(Address of principal executive office)

Issuer's telephone number: (212) 949-9696
                           --------------


Check whether this issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

The Company's revenues for Fiscal Year ended December 31, 1999 were $0.00
As of May 1, 2000, 2,170,000 of Common Stock were outstanding and the aggregate market value of the Common Stock held by non-affiliates (170,000 shares) was $42,500.

Transitional Small Business Disclosure Format (check one):  Yes  X     No
                                                                ---       ---

This Amendment No. 1 to the Annual Report on Form 10-KSB of Regal Acquisitions, Inc. (the "Company") for the fiscal year ended December 31, 1999 is being filed with the Securities and Exchange Commission for the purpose of reflecting and classifying supplementary information in the text of "Item 5. Recent Sales of Unregistered Securities," for certain transactions in 1998 and 1999.


Item 5.  Market for Common Equity and Related Stockholder Matters

Recent Sales of Unregistered Securities

     In October 1998, James A. Prestiano, the Company's founder, sole director and officer, acquired 2,000,000 shares of Common Stock for aggregate consideration of $100 in connection with the formation of the Company. The shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act. Commencing November 1, 1998 and ending March 31, 1999, the Company conducted an offering of its common stock (the "Private Placement") in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D (Rule 506) promulgated under the Securities Act. The Company offered on a " best efforts" basis directly and through a Placement Agency, Tradeway Securities Group, Inc., a member of the National Association of Securities Dealers, Inc., a maximum of 225,000 shares of Common Stock at an offering price of $0.25 per share, to investors who represented that they were "accredited investors" as defined in the Securities Act, and who met certain additional standards set forth by the Company. An aggregate of 170,000 shares of Common Stock were sold in the Private Placement to a total of eight accredited investors for gross proceeds of $42,500. In addition, on April 19, 1999, the Company issued Placement Agent Warrants to purchase 51,000 shares of Common Stock, at an exercise price of $.255 per share. The warrants vested immediately, and expire seven years from the date of issuance.

     The Company is one of the following ten companies in which investors in the Private Placement were required to make an equal investment: Algiers Resources, Inc.; Balstron Corporation; Daliprint, Inc.; Hartscup Corporation; Mayall Partners, Inc.; PSLRA, Inc.; Regal Acquisitions, Inc.; Spacial Corporation; Voyer One, Inc.; and Voyer Two, Inc.

Market Information

As of December 31, 1999, there was no public trading market for any of the Company's securities. At such time there were 9 holders of record of the Company's Common Stock.

The Company has not issued any dividends to any stockholders as the Company has no reserves. The Company does not anticipate issuing any such dividends in the foreseeable future. In the event the Company does enter into a merger or combination, the Company's new management at such time may change this dividend policy.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       REGAL ACQUISITIONS, INC.


Date: September 15, 2000               By /s/ James A. Prestiano
                                         -----------------------
                                       James A. Prestiano, President, Secretary
                                       and Chief Financial Officer