Form 10QSB
period 2000-09-30
REGAL ACQUISITIONS INC/NY
filed 2000-11-14
CIK 1077270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 7, 2000, there were 2,490,000 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ---     ---

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements



                                                        REGAL ACQUISITIONS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                            December 31, 1999 and September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                 September 30,    December 31,
                                                                      2000           1999
                                                                 -------------   -------------
                                                                  (unaudited)
Assets
    Cash                                                         $      15,690   $      30,395
    Prepaid expenses                                                     1,164               -
                                                                 -------------   -------------

                  Total assets                                   $      16,854   $      30,395
                                                                 =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accrued expenses                                             $       1,000   $       2,790
                                                                 -------------   -------------

        Total current liabilities                                        1,000           2,790
                                                                 -------------   -------------

Stockholders' equity
    Preferred stock, $0.001 par value
        5,000,000 shares authorized
        no shares issued and outstanding                                     -               -
    Common stock, $0.001 par value
        40,000,000 shares authorized
        2,490,000 (unaudited) and 2,170,000 shares issued
           and outstanding                                               2,490           2,170
    Additional paid-in capital                                          40,610          36,180
    Contributed capital - stock warrants outstanding                     2,813           2,813
    Deficit accumulated during the development stage                   (30,059)        (13,558)
                                                                 -------------   -------------

               Total stockholders' equity                               15,854          27,605
                                                                 -------------   -------------

                  Total liabilities and stockholders' equity     $      16,854   $      30,395
                                                                 =============   =============

   The accompanying notes are an integral part of these financial statements.

                                                        REGAL ACQUISITIONS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
 For the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited) and for the Period from October 6, 1998 (Inception) to
                                                  September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                    For the
                                                                                  Period from
                                  For the                     For the              October 6,
                            Three Months Ended           Nine Months Ended            1998
                               September 30,               September 30,         (Inception) to
                        ---------------------------  ---------------------------  September 30,
                              2000          1999           2000          1999         2000
                        ------------  -------------  ------------  -------------  -------------
                         (unaudited)   (unaudited)    (unaudited)   (unaudited)    (unaudited)

Operating expenses      $      7,497  $       4,754  $     16,501  $       8,752  $      30,059
                        ------------  -------------  ------------  -------------  -------------

Net loss                $     (7,497) $      (4,754) $    (16,501) $      (8,752) $    (30,059)
                        ============  =============  ============  =============  =============


Basic and diluted
  Loss per common
    share               $     (0.003) $      (0.002) $     (0.007) $      (0.004) $      (0.014)
                        ============  =============  ============  =============  =============

Weighted-average
  common shares
  outstanding              2,271,978      2,170,000     2,203,993      2,151,140      2,157,007
                        ============  =============  ============  =============  =============

   The accompanying notes are an integral part of these financial statements.

                                                        REGAL ACQUISITIONS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                              For the Period from October 6, 1998 (Inception) to
                                                  September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                          Contributed     Deficit
                                                                                            Capital -   Accumulated
                                                                             Additional      Stock      during the
                                                        Common Stock           Paid-In      Warrants    Development
                                                     Shares       Amount       Capital     Outstanding     Stage        Total
                                                 ------------  ------------  -----------   ----------  ------------  -----------
Balance, October 6, 1998 (inception)                        -  $          -  $         -   $        -  $          -  $         -
Sale of common stock                                2,020,000         2,020        2,580                                   4,600
Net loss                                                                                                     (1,238)      (1,238)
                                                 ------------  ------------  -----------   ----------  ------------  -----------

Balance, December 31, 1998                          2,020,000         2,020        2,580            -        (1,238)       3,362
Sale of common stock                                  150,000           150       33,600                                  33,750
Issuance of stock warrants                                                                      2,813                      2,813
Net loss                                                                                                    (12,320)     (12,320)
                                                 ------------  ------------  -----------   ----------  ------------  -----------

Balance, December 31, 1999                          2,170,000         2,170       36,180        2,813       (13,558)      27,605
Issuance of common stock (unaudited)                  170,000           170        2,280                                   2,450
Exercise of warrants issued (unaudited)               150,000           150        2,150                                   2,300
Net loss (unaudited)                                                                                        (16,501)     (16,501)
                                                 ------------  ------------  -----------   ----------  ------------  -----------

    Balance, September 30, 2000 (unaudited)         2,490,000  $      2,490  $    40,610   $   2,813   $   (30,059)  $     15,854
                                                 ============  ============  ===========   =========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                                                        REGAL ACQUISITIONS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 2000 and 1999 (unaudited) and for the Period from October 6, 1998 (Inception) to
                                                  September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                       For the
                                                                                     Period from
                                               For the Nine Months Ended(Inception)   October 6,
                                                         to September 30,                1998
                                               ------------------------------------  September 30,
                                                         2000           1999             2000
                                                     ------------  -------------     -------------
                                                      (unaudited)   (unaudited)      (unaudited)
Cash flows from operating activities
  Net loss                                           $    (16,501) $      (8,752)    $    (30,059)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Stock warrants outstanding                                -          2,813            2,813
      Issuance of common stock for services
        rendered                                            2,450              -            2,450
      Exercise of warrants issued for services
        rendered                                              800              -              800
  Change in
    Prepaid expenses                                       (1,164)           903           (1,164)
    Accrued expenses                                       (1,790)           574            1,000
                                                     ------------  -------------     ------------

Net cash used in operating activities                     (16,205)        (4,462)         (24,160)
                                                     ------------  -------------     ------------


Cash flows from financing activities
  Cash received for common stock                            1,500         38,250           39,850
  Due to stockholder                                            -         (3,076)               -
                                                     ------------  -------------     ------------

Net cash provided by financing activities                   1,500         35,174           39,850
                                                     ------------  -------------     ------------

Net increase (decrease) in cash                           (14,705)        30,712           15,690

Cash, beginning of period                                  30,395            100                -
                                                     ------------  -------------     ------------

Cash, end of period                                  $     15,690  $      30,812     $     15,690
                                                     ============  =============     ============

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

NOTE 2 - ACCRUED EXPENSES

        The Company has accrued a disputed bill from a vendor that is estimated to range from $200 to $2,000. However, the Company is of the opinion that a reasonable amount to accrue in the financial statements is $1,000.

NOTE 3 - WARRANTS OUTSTANDING

        On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of September 30, 2000, the warrants were still outstanding.

NOTE 4 - ISSUANCE OF COMMON STOCK

        During the nine months ended September 30, 2000, the Company issued 170,000 shares (unaudited) of common stock valued at $2,450 (unaudited) under various agreements with several consultants in return for certain professional services rendered, which were not related to raising capital.

NOTE 5 - EXERCISE OF WARRANTS ISSUED

        On June 26, 2000, pursuant to a consulting agreement, warrants to purchase a total of 150,000 shares (unaudited) of the Company's common stock, par value $0.001, were issued to various consultants at an exercise price of $0.01 (unaudited) per share. In September 2000, holders of these warrants exchanged the warrants for 150,000 shares (unaudited) of common stock, the consideration for which was the fair value of their services, valued at $800, and a cash payment of $1,500. The services rendered were not related to the raising of capital.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Expenses for Nine Months Ending September 30, 2000

        Net cash used in operating activities for the nine months ended September 30, 2000 was $16,205 compared to $4,462 for the nine months ended September 30, 1999. The Company did not have other sources or uses of cash during the nine months ended September 30, 2000. Accrued expenses decreased by $1,790 compared to December 31, 1999. Accordingly cash on hand decreased by $14,705 for the nine months ended September 30, 2000 to $15,690.

        Expenses increased by approximately $2,743 and $7,749, respectively, for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999. The increases resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual on-going expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forego cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

                                     PART II

                                OTHER INFORMATION




 Item 6.  Exhibits and Reports on Form 8-K.


    (a)   Exhibits

    Exhibit No.   Description
    -----------   -----------

        27        Financial Table Schedule- Exhibit 27

    (b)   Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           REGAL ACQUISITIONS, INC.


Date: November 14, 2000                    By /s/ James A. Prestiano
      -----------------                      ------------------------------
                                             James A. Prestiano, President,
                                             Secretary and Chief Financial
                                             Officer