Form 10QSB
period 2001-03-31
REGAL ACQUISITIONS INC/NY
filed 2001-05-15
CIK 1077270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Fiscal Quarter Ended March 31, 2001

                                       or

[ ] Transitional report under Section 13 or 15(d) of the Exchange Act

                          Commission File No. 000-26643

                            Regal Acquisitions, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                       13-4031421
--------------------------------------------------------------------------------
State or other jurisdiction of             I.R.S. Employer Identification Number
incorporation or organization

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of May 3, 2001, there were 2,490,000 shares of Common Stock, par value $.001 per share, outstanding


Transitional Small Business Disclosure Format (check one):
Yes          No  X
    ---         ---

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                                        REGAL ACQUISITIONS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                       December 31, 2000 and March 31, 2001 and 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                            Page
FINANCIAL STATEMENTS

      Balance Sheet                                                           1

      Statements of Operations                                                2

      Statements of Stockholders' Equity                                      3

      Statements of Cash Flows                                                4

      Notes to Financial Statements                                       5 - 7

                                                        REGAL ACQUISITIONS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                December 31, 2000 and March 31, 2001 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                               March 31,       December 31,
                                                                                 2001              2000
                                                                              -----------      ------------
                                                                              (unaudited)
Assets
      Cash                                                                      $ 11,808         $ 12,890
      Prepaid Expenses                                                                --            2,718
                                                                                --------         --------

                              Total assets                                      $ 11,808         $ 15,608
                                                                                ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accrued expenses                                                             1,942            1,006
                                                                                --------         --------

            Total current liabilities                                              1,942            1,006
                                                                                --------         --------

Stockholders' equity
      Preferred stock, $0.001 par value
            5,000,000 shares authorized
            no shares issued and outstanding                                          --               --
      Common stock, $0.001 par value
            40,000,000 shares authorized
            2,490,000 (unaudited) and 2,490,000 shares issued
                  and outstanding                                                  2,490            2,490
      Additional paid-in capital                                                  40,610           40,610
      Contributed capital - stock warrants outstanding                             2,813            2,813
      Deficit accumulated during the development stage                           (36,047)         (31,311)
                                                                                --------         --------

                        Total stockholders' equity                                 9,866           14,602
                                                                                --------         --------

                              Total liabilities and stockholders' equity        $ 11,808         $ 15,608
                                                                                ========         ========

The accompanying notes are an integral part of these financial statements.

                                                        REGAL ACQUISITIONS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2001 and 2000 (unaudited) and for the Period from October 6, 1998 (Inception) to March 31, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                                              For the
                                                                                            Period from
                                                                For the                      October 6,
                                                           Three Months Ended                   1998
                                                                March 31,                  (Inception) to
                                                     -------------------------------          March 31,
                                                        2001                2000                2001
                                                     -----------        ------------       --------------
                                                     (unaudited)        (unaudited)          (unaudited)
Operating expenses                                   $     4,736         $     5,780         $    36,047
                                                     -----------         -----------         -----------

Net loss                                             $    (4,736)        $    (5,780)        $   (36,047)
                                                     ===========         ===========         ===========

Basic and diluted
  Loss per common share                              $    (0.002)        $    (0.003)        $    (0.016)
                                                     ===========         ===========         ===========

   Weighted-average common shares outstanding          2,490,000           2,170,000           2,223,826
                                                     ===========         ===========         ===========

The accompanying notes are an integral part of these financial statements.

                                                        REGAL ACQUISITIONS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Period from October 6, 1998 (Inception) to March 31, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                                          Contributed     Deficit
                                                                                            Capital -   Accumulated
                                                                             Additional      Stock      during the
                                                        Common Stock           Paid-In      Warrants    Development
                                                     Shares       Amount       Capital     Outstanding     Stage        Total
                                                 ------------  ------------  -----------   ----------  ------------  -----------
Balance, October 6, 1998 (inception)                       --  $         --  $        --   $      --   $         --  $        --
Sale of common stock                                2,020,000         2,020        2,580                                   4,600
Net loss                                                                                                     (1,238)      (1,238)
                                                 ------------  ------------  -----------   ----------  ------------  -----------
Balance, December 31, 1998                          2,020,000         2,020        2,580           --        (1,238)       3,362

Sale of common stock                                  150,000           150       33,600                                  33,750
Issuance of stock warrants                                                                      2,813                      2,813
Net loss                                                                                                    (12,320)     (12,320)
                                                 ------------  ------------  -----------   ----------  ------------  -----------
Balance, December 31, 1999                          2,170,000         2,170       36,180        2,813       (13,558)      27,605

Issuance of common stock                              170,000           170        2,280                                   2,450
Issuance and exercise of stock warrants               150,000           150        2,150                                   2,300
Net loss                                                                                                    (17,753)     (17,753)
                                                 ------------  ------------  -----------   ----------  ------------  -----------
Balance, December 31, 2000                          2,490,000         2,490       40,610        2,813       (31,311)      14,602

Net loss (unaudited)                                                                                         (4,736)      (4,736)
                                                 ------------  ------------  -----------   ----------  ------------  -----------

      Balance, March 31, 2001 (unaudited)           2,490,000  $      2,490  $    40,610   $    2,813  $    (36,047) $     9,866
                                                 ============  ============  ===========   ==========  ============  ===========

The accompanying notes are an integral part of these financial statements.

                                                        REGAL ACQUISITIONS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2001 and 2000 (unaudited) and for the Period from October 6, 1998 (Inception) to March 31, 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                                                 For the
                                                                                               Period from
                                                                       For the                  October 6,
                                                                 Three Months Ended                1998
                                                                       March 31,              (Inception) to
                                                             ----------------------------        March 31,
                                                                2001             2000              2001
                                                             -----------      -----------      -------------
                                                             (unaudited)      (unaudited)      (unaudited)
Cash flows from operating activities
   Net loss                                                   $ (4,736)        $ (5,780)        $(36,047)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Stock warrants outstanding                                 --               --            2,813
         Issuance of common stock for services
            rendered                                                                               2,450
         Exercise of warrants issued for services
            rendered                                                                                 800
Change in
      Prepaid expenses                                           2,718               --               --
      Accrued expenses                                             936           (1,187)           1,942
                                                              --------         --------         --------

Net cash used in operating activities                           (1,082)          (6,967)         (28,042)
                                                              --------         --------         --------

Cash flows from financing activities
   Cash received for common stock                                   --               --           39,850
   Due to stockholder                                               --               98               --
                                                              --------         --------         --------

Net cash provided by financing activities                           --               98           39,850
                                                              --------         --------         --------

Net increase (decrease) in cash                                 (1,082)          (6,869)          11,808

Cash, beginning of period                                       12,890           30,395               --
                                                              --------         --------         --------

Cash, end of period                                           $ 11,808         $ 23,526         $ 11,808
                                                              ========         ========         ========

The accompanying notes are an integral part of these financial statements

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

            Recently Issued Accounting Pronouncements
            -----------------------------------------
            In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

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


NOTE 2 - WARRANTS OUTSTANDING

            On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of March 31, 2001, the warrants were still outstanding.


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

Item 2.     Plan of Operation.

     Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10SB and Annual report on Form 10-KSB for the fiscal year ended December 31, 2000 for a description of certain of the known risks and uncertainties of the Company.)

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

     We don't have sufficient capital with which to provide the owners of Merger Targets significant cash or other assets. We believe we can offer owners of Merger Targets the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. Nevertheless, we have not conducted any specific market research and we are not aware of statistical data which would support the perceived benefits of a Merger or acquisition transaction for the owners of a Merger Target.

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

     Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the nature of the specific acquisition. Likewise, the Merger Target after the merger will be subject to similar rules. Consequently, we will only be able to effect a Merger with a prospective Merger Target that has available audited financial statements or has financial statements which can be audited. If after a Merger the Company fails to comply with these rules, the stockholders may be adversely affected because we may not be able to file registration statements or raise capital until satisfactory audits are obtained.

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

     Merger opportunities in which we may participate will present certain risks, many of which cannot be adequately identified prior to selecting a specific opportunity. Our stockholders must, therefore, depend on management to identify and evaluate such risks. The investigation of specific Merger opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific Merger opportunity the cost therefore incurred in the related investigation would not be recoverable. To help offset this and minimize expense we have employed several consultants, who have received stock compensation only, to perform due diligence and assist us in evaluating Merger Targets. Furthermore, even if an agreement is reached for the participation in a specific Merger opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

     There can be no assurance that we will find a suitable Merger Target. If no such Merger Target is found, no return on an investment in our securities will be realized, and there will not, most likely, be a market for the Company's stock.

Consultants Retained To Assist In Mergers

     In order to assist us in reviewing and evaluating Merger Targets, we have retained certain consultants. These consultants received stock compensation only and may be reimbursed for certain out of pocket expenses incurred at our request. We may be required to retain additional consultants for cash consideration if the need should arise, and we will be limited, by cash on hand in doing so.

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

     We may utilize available cash and equity securities in effecting a Merger. Although we have no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that we may issue for certain professional services, other than those already issued in the offering of our common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), we will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by our stockholders prior to the Merger. This will leave current stockholders with approximately 10% or less of the post merger company. We also may decide to issue Preferred Stock, with rights, voting privileges, liquidation and dividend preferences that are senior to the Common Stock, in connection with a Merger or obtaining financing therefore, although we have no present plans to do so. We may have to effect reverse stock splits prior to or immediately after any Merger. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, in connection with a Merger, a change in control will occur which may affect, among other things, our ability to utilize net operating loss carry-forwards, if any.

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

Merger Target

     We are, and may continue to be, subject to intense competition in the business of seeking a Merger with a Merger Target. Such competition is from other entities having business strategies similar to ours. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Mergers directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive Merger prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

Equipment and Employees

     We have no operating business and thus no equipment and no employees other than our president, who does not receive a salary. We do not expect to acquire any equipment or employees. We do not intend to develop our own operating business but instead hope to effect a Merger with a Merger Target.

Expenses for Fiscal Quarter Ended March 31, 2001

     Net cash used in operating activities for the three months ended March 31, 2001 was $1,082, which was a decrease from $6,967 for the three months ended March 31, 2000. The Company's total liabilities and stockholders' equity as of March 31, 2001 was reduced by $3,800 to $11,808, as compared to total liabilities and stockholders' equity of $15,608 at the fiscal year ended December 31, 2000.

     Expenses of approximately $4,736 for the fiscal quarter ended March 31, 2001 resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


      (a)   Exhibits

Exhibit Number               Description
--------------               -----------

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

     10 Placement Agent Agreement between each of Algiers Resources, Inc., Balstron Corporation, Daliprint, Inc., Hartscup Corporation, Mayall Partners, Inc., PSLRA, Inc., Regal Acquisitions Inc., Spacial Corporations, Voyer One, Inc., Voyer Two, Inc. and Tradeway Securities, Inc. as Placement Agent. (1)

---------------------
(1) Incorporated by reference from the Company's Form 10-KSB, for fiscal year ended December 31, 1999.
(2) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.
(3) Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No. 333-41916), filed on July 20, 2000.

      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       REGAL ACQUISITIONS, INC.

Date: May 15, 2001                     By /s/ James A. Prestiano
                                          -----------------------------
                                          James A. Prestiano, President,
                                          Secretary and Chief Financial Officer